Form 10-Q
period 1994-06-30
PLC CAPITAL LLC
filed 1994-08-19
CIK 924833

                                    FORM 10-Q
- - -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----



                         Commission File Number 1-12332

                               PLC CAPITAL L.L.C.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         63-1114346
(State of incorporation)                    (IRS Employer Identification Number)


                             2801 HIGHWAY 280 SOUTH
                            BIRMINGHAM, ALABAMA 35223
                    (Address of principal executive offices)

                                 (205) 879-9230
                         (Registrant's telephone number)

                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X
                                       ---    ---

                               PLC CAPITAL L.L.C.



                                      INDEX



                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements:

         Condensed Statement of Income for the period from

            June 9, 1994 through June 30, 1994 (unaudited) . . . . . .    2

         Condensed Balance Sheet as of June 30, 1994 (unaudited) . . .    3

         Condensed Statement of Cash Flows for the period

            from June 9, 1994 through June 30, 1994 (unaudited). . . .    4

         Notes to Condensed Financial Statements (unaudited) . . . . .    5

   Item 2.  Management's Discussion and Analysis of Financial Condition

             and Results of Operations . . . . . . . . . . . . . . . .    7

PART II. OTHER INFORMATION:

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    8

Signature    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

                               PLC CAPITAL L.L.C.
                          CONDENSED STATEMENT OF INCOME
             FOR THE PERIOD FROM JUNE 9, 1994 THROUGH JUNE 30, 1994
                             (Dollars in thousands)
                                   (Unaudited)



REVENUES
   Interest income from Protective Life Corporation
      9% Subordinated Debentures, Series A                                  $366
                                                                            ----
                                                                             366
                                                                            ----

EXPENSES                                                                       0
                                                                            ----
NET INCOME                                                                   366

Distributions on 9% Cumulative Monthly Income Preferred
   Securities, Series A                                                      289
                                                                            ----

Earnings available for common interests                                     $ 77
                                                                            ----
                                                                            ----























SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                PLC CAPITAL L.L.C.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 1994
               (Dollars in thousands, except per security amount)
                                   (Unaudited)


ASSETS
   Protective Life Corporation
      9% Subordinated Debentures, Series A                               $69,620
                                                                         -------
      TOTAL ASSETS                                                       $69,620
                                                                         -------
                                                                         -------



9% Cumulative Monthly Income Preferred Securities, Series A
   (2,200,000 securities issued and outstanding,
   at liquidation preference of $25 per security)                        $55,000
                                                                         -------


COMMON INTERESTS
   Class A common interest                                                12,531
   Class B common interest                                                 2,089
                                                                         -------
      TOTAL COMMON INTERESTS                                              14,620
                                                                         -------


      TOTAL PREFERRED SECURITIES
        AND COMMON INTERESTS                                             $69,620
                                                                         -------
                                                                         -------





















SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLC CAPITAL L.L.C.
                        CONDENSED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JUNE 9, 1994 THROUGH JUNE 30, 1994
                             (Dollars in thousands)
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $    366
                                                                       --------
   Net cash provided by operating activities                                366
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of investments acquired                                         (69,620)
                                                                       --------
   Net cash used in investing activities                                (69,620)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of 9% Cumulative Monthly
      Income Preferred Securities, Series A                              55,000
   Capital contribution from common interests                            14,620
   Preferred distributions                                                 (289)
   Common distributions                                                     (77)
                                                                       --------
   Net cash provided by financing activities                             69,254
                                                                       --------
INCREASE (DECREASE) IN CASH                                                   0
CASH AT BEGINNING OF PERIOD                                                   0
                                                                       --------
CASH AT END OF PERIOD                                                  $      0
                                                                       --------
                                                                       --------























SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLC CAPITAL L.L.C.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of PLC Capital L.L.C. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the period from June 9, 1994 through June 30, 1994 are not necessarily indicative of the results that may be expected for the period ending December 31, 1994.


NOTE B - FORMATION OF THE COMPANY AND ISSUANCE OF SECURITIES

     PLC Capital L.L.C. (the "Company") is a limited liability company formed under the laws of the State of Delaware on March 24, 1994. Protective Life Corporation ("PLC") owns, directly and indirectly, all the outstanding common limited liability company interests ("Common Securities") of the Company, which Common Securities are nontransferable. The Company was formed by PLC solely to issue preferred limited liability company interests ("Preferred Securities") and Common Securities (collectively, the "Membership Securities") and to lend the proceeds thereof to PLC. The Company had no operating history prior to June 9, 1994 and is not engaged in (and will not engage in) any activity other than the issuance of its Membership Securities and the lending of the net proceeds thereof to PLC. The Company is managed by PLC in its capacity as holder of the Class A Common Interest of the Company.

     On June 9, 1994, the Company issued $55 million of 9% Cumulative Monthly Income Preferred Securities, Series A ("MIPS"). Holders of the MIPS are entitled to receive cumulative cash distributions ("dividends") at an annual rate of 9% of the liquidation preference of $25 per security. The proceeds from the sale of the MIPS along with the capital contributed with respect to the Common Securities (together amounting to approximately $69.6 million) was loaned to PLC in exchange for 9% Subordinated Debentures, Series A (the "Debentures"). The Debentures accrue interest at 9% per annum and become due and payable on June 30, 2024. PLC has the right to prepay the Debentures, without premium or penalty, at any time on or after June 30, 1999. At maturity and subject to certain conditions, the Company may reloan the repaid principal to PLC for a term of less than 20 years.

     Interest and principal payments on the Debentures are intended to fund the payment of dividends and redemption and liquidation distributions on the MIPS and Common Securities. The payment of dividends and all payments on liquidation or redemption with respect to the MIPS are guaranteed by PLC to the extent described in PLC and the Company's Registration Statement of Form S-3 (Registration No. 33-52831). PLC has the right under the Debentures to extend interest payment periods up to 60 months, and as a consequence, monthly dividends on the MIPS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the Company during such extended interest payment period. The MIPS are redeemable for cash, at the option of the Company and subject to the prior consent of PLC, in whole or in part, at any time on or after June 30, 1999. The MIPS are also subject to redemption, at the option of the Company, for cash and/or in exchange for the Debentures in the event that certain changes in law or legal interpretation are applicable to the Company or PLC. The MIPS have a mandatory redemption date of June 9, 2044.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     PLC Capital L.L.C. (the "Company") is a special purpose finance subsidiary of Protective Life Corporation ("PLC"). The Company had no operating history prior to June 9, 1994 and was formed solely to issue securities and lend the proceeds thereof to PLC. The Company is managed by PLC in its capacity as holder of the Class A Common Interest of the Company (in such capacity, the "Managing Member").

     Net income for the period ended June 30, 1994 was approximately $0.4 million, reflecting income received from PLC at an annual rate of 9% for the period from June 9, 1994 to June 30, 1994.

     Total assets at June 30, 1994 were approximately $69.6 million, reflecting long term accounts receivable relating to the principal amount of funds loaned to PLC.

     Common interests at June 30, 1994 totaled approximately $14.6 million, reflecting capital contributions from PLC and a wholly owned subsidiary of PLC related to the Class A Common Interest and the Class B Common Interest.

     Net cash flows from operating, investing, and financing activities reflect the transactions discussed above.

     On June 30, 1994, PLC, as Managing Member of the Company, declared and paid distributions for the period beginning June 9, 1994 through June 30, 1994, which totaled approximately $0.13 per security on its 9% Cumulative Monthly Income Preferred Securities, Series A and $65,791 on the Class A Common Interest and $10,965 on the Class B Common Interest to holders of record at the close of business on June 29, 1994.

     The Company's sole source of cash is from interest and principal payments received from PLC which is intended to fund the payment of dividends and redemption and liquidation distributions on securities issued by the Company.

     See "Note B - Formation of the Company and Issuance of Securities" to the Condensed Financial Statements for a more detailed discussion of the Company and its activities.

     The Company believes that it meets certain criteria whereby it is exempt from the periodic filing requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and has submitted a request to the Securities and Exchange Commission ("SEC") for such an exemption or, alternatively, confirmation from the staff of the SEC that it will not recommend any enforcement action if the Company does not comply with the periodic reporting requirements of the Exchange Act. As a precautionary measure and without prejudice to the above request, the Company elected to file this Form 10-Q for the period ended June 30, 1994. At such time that the Company receives a favorable ruling from the SEC, the Company will discontinue its filings under the Exchange Act.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a).  Exhibits

            None

     (b).  Reports on Form 8-K

            None






                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLC CAPITAL L.L.C.
                                        ------------------
                                        (Registrant)

                                        By   Protective Life Corporation
                                             as Managing Member



Date:  August 19, 1994                  /s/  Jerry W. DeFoor
                                        -----------------------------------
                                        Jerry W. DeFoor
                                        Vice President and Controller
                                        and Chief Accounting Officer
                                        (Duly authorized officer)